Form 10-K
period 2002-12-31
HOUSEHOLD PRIVATE LABEL CREDIT CARD MASTER NOTE TRUST I
filed 2003-03-31
CIK 1170380

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______ to _______

                         Commission File Nos. 333-58400

             HOUSEHOLD PRIVATE LABEL CREDIT CARD MASTER NOTE TRUST I
             -------------------------------------------------------
              (Exact name of Registrant as specified in Department Of the Treasury, Internal Revenue Service Form SS-4)

                          HOUSEHOLD FINANCE CORPORATION
                          -----------------------------
                             (Servicer of the Trust)
                 (Exact name as specified in Servicer's charter)

           DELAWARE                                        36-4423162
           --------                                        ----------
(State or other jurisdiction of                  (I.R.S. Employer Identification
   incorporation of Servicer)                         Number of Registrant)

2700 SANDERS ROAD, PROSPECT HEIGHTS, ILLINOIS                60070
------------------------------------------------------------------
(Address of principal executive offices of Servicer)      (Zip Code)

Servicer's telephone number, including area code (847) 564-5000
                                                 --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]     No [ ]

Registrant has no voting or nonvoting class common equity outstanding as of the date of this report.

                                INTRODUCTORY NOTE
                                -----------------

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


                                     PART I

Item 1.  Business.
         --------

Not Applicable.

Item 2.  Properties.
         ----------

Not Applicable.

Item 3.  Legal Proceedings.
         -----------------

The Servicer is not aware of any material pending legal proceedings involving either the Registrant, the Trustee, the Transferor or the Servicer with respect to the Notes or the Registrant's property.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

No vote or consent of the holders of the Notes (the "Noteholders") was solicited for any purpose during the year ended December 31, 2002.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------------------

To the best knowledge of the Servicer, there is no established public trading market for the Notes. At March 27, 2003, there were less than 300 holders of each class of Notes.

Item 6.  Selected Financial Data.
         -----------------------

Not Applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

Not Applicable.

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

Not Applicable.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure.
         --------------------

None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
         --------------------------------------------------

Not Applicable.

Item 11. Executive Compensation.
         ----------------------

Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

The following table sets forth (i) the name and address of each entity which holds of record more than 5% of the outstanding principal amount of the Class A and Class B Notes, (ii) the principal amount of Notes owned by each, and (iii) the percent that the principal amount of Notes owned represents of the outstanding principal amount. The information set forth in the table is based upon information obtained by the Servicer from the Trustee and from The Depository Trust Company as of March 25, 2003. The Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Notes.

                                                        Amount Owned
                                                        ------------
                                                   All dollar amounts are
                                                   ----------------------
                                                        in thousands
                                                        ------------

Name and Address                            Principal                  Percent
----------------                            ---------                  -------

Series 2001-1, Class A Noteholders
----------------------------------

Boston Safe Deposit and Trust Company       $ 69,850                    17.46%
525 William Penn Place
Pittsburgh, PA 15259

Deutsche Bank Trust Company Americas        $ 60,000                    15.00%
648 Grassmere Park Road
Nashville, TN 37211

Dresdner Kleinwort Wasserstein Securities   $ 25,000                     6.25%
LLC
c/o ADP Proxy Services

HSBC Bank & Trust Company (Delaware),       $ 25,000                     6.25%
National Association
1201 Market St.
Wilmington, DE 19801

JPMorgan Chase Bank                         $ 30,000                     7.50%
14201 Dallas Parkway
Dallas, TX 75254

The Northern Trust Company                  $ 88,825                    22.20%
801 S. Canal
Chicago, IL 60607

State Street Bank and Trust Company         $ 79,335                    19.83%
1776 Heritage Drive
No. Quincy, MA 0217

                                                        Amount Owned
                                                        ------------
                                                   All dollar amounts are
                                                   ----------------------
                                                        in thousands
                                                        ------------

Name and Address                            Principal                  Percent
----------------                            ---------                  -------

Series 2001-1, Class B Noteholders
----------------------------------

Bank of New York                            $ 10,400                   $17.84%
One Wall Street
New York, NY 10286

Boston Safe Deposit and Trust Company       $ 14,000                    24.02%
525 William Penn Place
Pittsburgh, PA 15259

Citibank, N.A.                              $  4,000                     6.86%
3800 Citibank Center B3-15
Tampa, FL 33610

JPMorgan Chase Bank                         $  9,250                    15.87%
14201 Dallas Parkway
Dallas, TX 75254

The Northern Trust Company                  $ 12,725                    15.87%
801 S. Canal
Chicago, IL 60607

State Street Bank and Trust Company         $  7,500                    12.87%
1776 Heritage Drive
No. Quincy, MA 02171

                                                        Amount Owned
                                                        ------------
                                                   All dollar amounts are
                                                   ----------------------
                                                        in thousands
                                                        ------------

Name and Address                            Principal                  Percent
----------------                            ---------                  -------

Series 2001-2, Class A Noteholders
----------------------------------

Bank of New York                            $ 68,835                    12.51%
One Wall Street
New York, NY 10286

Boston Safe Deposit and Trust Company       $ 50,012                     9.09%
525 William Penn Place
Pittsburgh, PA 15259

Deutsche Bank Trust Company Americas        $187,788                    34.14%
648 Grassmere Park Road
Nashville, TN 37211

The Northern Trust Company                  $ 31,600                     5.74%
801 S. Canal
Chicago, IL 60607

State Street Bank and Trust Company         $ 56,330                    10.24%
1776 Heritage Drive
No. Quincy, MA 02171

SSB Trust Custody                           $ 59,910                    10.89%
2 Heritage Drive
No. Quincy, MA 02171

                                                        Amount Owned
                                                        ------------
                                                   All dollar amounts are
                                                   ----------------------
                                                        in thousands
                                                        ------------

Name and Address                            Principal                  Percent
----------------                            ---------                  -------

Series 2001-2, Class B Noteholders
----------------------------------

JPMorgan Chase Bank                         $ 32,300                   $43.61%
14201 Dallas Parkway
Dallas, TX 75254

SSB - Bank Portfolio                        $ 25,000                    33.76%
1776 Heritage Drive
No. Quincy, MA 02171

Swiss American Securities LLC               $ 13,500                    18.23%
12 East 49th Street
New York, NY 10017

                                                        Amount Owned
                                                        ------------
                                                   All dollar amounts are
                                                   ----------------------
                                                        in thousands
                                                        ------------

Name and Address                            Principal                  Percent
----------------                            ---------                  -------

Series 2002-1, Class A Noteholders
----------------------------------

Bank of New York                            $ 54,275                    13.56%
One Wall Street
New York, NY 10286

Boston Safe Deposit and Trust Company       $ 60,358                    15.08%
525 William Penn Place
Pittsburgh, PA 15259

Deutsche Bank Trust Company Americas        $159,837                    39.95%
648 Grassmere Park Road
Nashville, TN 37211

JPMorgan Chase Bank                         $ 35,875                     8.96%
14201 Dallas Parkway
Dallas, TX 75254

The Northern Trust Company                  $ 25,950                     6.48%
801 S. Canal
Chicago, IL 60607

State Street Bank and Trust Company         $ 26,400                     6.60%
1776 Heritage Drive
No. Quincy, MA 02171

SSB-Trust Custody                           $ 26,480                     6.62%
2 Heritage Drive
No. Quincy, MA 02171

                                                        Amount Owned
                                                        ------------
                                                   All dollar amounts are
                                                   ----------------------
                                                        in thousands
                                                        ------------

Name and Address                            Principal                  Percent
----------------                            ---------                  -------

Series 2002-1, Class B Noteholders
----------------------------------

Deutsche Bank Trust Company Americas        $ 41,000                    76.13%
648 Grassmere Park Road
Nashville, TN 37211

JPMorgan Chase Bank                         $ 12,850                    64.25%
14201 Dallas Parkway
Dallas, TX 75254


                                                        Amount Owned
                                                        ------------
                                                   All dollar amounts are
                                                   ----------------------
                                                        in thousands
                                                        ------------

Name and Address                            Principal                  Percent
----------------                            ---------                  -------

Series 2002-1, Class C Noteholders
----------------------------------

JPMorgan Chase Bank                         $ 19,775                    64.25%
14201 Dallas Parkway
Dallas, TX 75254

Prudential Securities Custody               $ 11,000                    35.74%
51 Mercedes Way
Edgewood, NY 11717

                                                        Amount Owned
                                                        ------------
                                                   All dollar amounts are
                                                   ----------------------
                                                        in thousands
                                                        ------------

Name and Address                            Principal                  Percent
----------------                            ---------                  -------

Series 2002-2, Class A Noteholders
----------------------------------

Bank of New York                            $ 24,500                     6.12%
One Wall Street
New York, NY 10286

HSBC Bank & Trust Company (Delaware),       $ 40,000                    10.00%
National Association
1201 Market St.
Wilmington, DE 19801

JPMorgan Chase Bank                         $245,500                    61.37%
14201 Dallas Parkway
Dallas, TX 75254

Wells Fargo Bank Minnesota, N.A.            $ 55,500                    13.87%
51 Mercedes Way
Edgewood, NY 11717


                                                        Amount Owned
                                                        ------------
                                                   All dollar amounts are
                                                   ----------------------
                                                        in thousands
                                                        ------------

Name and Address                            Principal                  Percent
----------------                            ---------                  -------

Series 2002-2, Class B Noteholders
----------------------------------

Bank of New York                            $  6,900                    11.84%
One Wall Street
New York, NY 10286
Deutsche Bank Trust Company Americas        $ 21,941                    37.65%
648 Grassmere Park Road
Nashville, TN 37211

JPMorgan Chase Bank                         $ 24,275                    41.65%
14201 Dallas Parkway
Dallas, TX 75254

Prudential Securities Custody               $  4,000                     6.86%
51 Mercedes Way
Edgewood, NY 11717

                                                        Amount Owned
                                                        ------------
                                                   All dollar amounts are
                                                   ----------------------
                                                        in thousands
                                                        ------------

Name and Address                            Principal                  Percent
----------------                            ---------                  -------

Series 2002-2, Class C Noteholders
----------------------------------

JPMorgan Chase Bank                         $ 22,500                    53.71%
14201 Dallas Parkway
Dallas, TX 75254

Prudential Securities Custody               $ 19,000                    46.28%
51 Mercedes Way
Edgewood, NY 11717


                                                        Amount Owned
                                                        ------------
                                                   All dollar amounts are
                                                   ----------------------
                                                        in thousands
                                                        ------------

Name and Address                            Principal                  Percent
----------------                            ---------                  -------

Series 2002-3, Class A Noteholders
----------------------------------

Bank of New York                            $125,000                    18.57%
One Wall Street
New York, NY 10286

Boston Safe Deposit and Trust Company       $ 49,000                     7.28%
525 William Penn Place
Pittsburgh, PA 15259

Citibank, N.A.                              $100,000                    14.85%
3800 Citibank Center B3-15
Tampa, FL 33610

Deutsche Bank Trust Company Americas        $120,000                    17.83%
648 Grassmere Park Road
Nashville, TN 37211

UBS AG                                      $225,000                    33.43%
677 Washington Blvd
Stamford CT. 06901

                                                        Amount Owned
                                                        ------------
                                                   All dollar amounts are
                                                   ----------------------
                                                        in thousands
                                                        ------------

Name and Address                            Principal                  Percent
----------------                            ---------                  -------

Series 2002-3, Class B Noteholders
----------------------------------

Bank of New York                            $ 18,355                    18.69%
One Wall Street
New York, NY 10286

Boston Safe Deposit and Trust Company       $  5,092                     5.19%
525 William Penn Place
Pittsburgh, PA 15259

Citibank, N.A.                              $  5,050                     5.14%
3800 Citibank Center B3-15
Tampa, FL 33610

Deutsche Bank Trust Company Americas        $ 26,273                    26.79%
648 Grassmere Park Road
Nashville, TN 37211

DBTC Americas/DBAG London Global Markets    $ 15,000                    15.29%
16 Wall Street
New York, NY 10005

JPMorgan Chase Bank                         $ 22,945                    23.39%
14201 Dallas Parkway
Dallas, TX 75254

                                                        Amount Owned
                                                        ------------
                                                   All dollar amounts are
                                                   ----------------------
                                                        in thousands
                                                        ------------

Name and Address                            Principal                  Percent
----------------                            ---------                  -------

Series 2002-3, Class C Noteholders
----------------------------------

Bank of New York                            $  4,000                     5.78%
One Wall Street
New York, NY 10286

Credit Suisse First Boston LLC              $  5,000                     7.23%
c/o ADP Proxy

Deutsche Bank Trust Company Americas        $ 22,190                    32.11%
648 Grassmere Park Road
Nashville, TN 37211

Deutsche Bank Securities Inc.               $  7,400                    10.71%
1251 Avenue of the Americas
New York, NY 10020

JPMorgan Chase Bank                         $ 17,500                    25.32%
14201 Dallas Parkway
Dallas, TX 75254

LaSalle Bank National Association           $ 11,000                    15.92%
135 South LaSalle St.
Chicago, IL 60603

Item 13. Certain Relationships and Related Transactions.
         ----------------------------------------------

None or Not Applicable.


                                     PART IV

Item 14. Controls and Procedures.
         -----------------------

Not Applicable.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
         ----------------------------------------------------------------

(a)      List the following documents filed as a part of the report:

(1)      Financial Statements

Not Applicable.

(2)      Financial Statement Schedules

Not Applicable.

(3) The Servicer is obligated to prepare an Annual Statement to Noteholders for the year ended December 31, 2002, and Independent Public Accountants are required to prepare an Annual Servicing Report pertaining to the compliance of the Servicer with its servicing obligations pursuant to the Agreement. Copies of said documents are filed as exhibits to this Form 10-K.

(b) The Registrant filed the following current reports on Form 8-K for the fourth quarter of 2002:

           Date of Reports                             Items Covered
           ---------------                             -------------

October 15, 2002, November 15, 2002 and     Item 7. Statement to Noteholders
          December 16, 2002.                with respect to distribution made on
                                            October 15, 2002, November 15, 2002
                                            and December 16, 2002.


(c)
Exhibit 99(a) Copy of Annual Statement to Noteholders for the year 2002 for Series 2001-1 Asset Backed Notes.

Exhibit 99(b) Copy of Annual Statement to Noteholders for the year 2002 for Series 2001-2 Asset Backed Notes.

Exhibit 99(c) Copy of Annual Statement to Noteholders for the year 2002 for Series 2002-1 Asset Backed Notes.

Exhibit 99(d) Copy of Annual Statement to Noteholders for the year 2002 for Series 2002-2 Asset Backed Notes.

Exhibit 99(e) Copy of Annual Statement to Noteholders for the year 2002 for Series 2002-3 Asset Backed Notes.

Exhibit 99(f) Copy of Independent Public Accountants Report dated February 28, 2003 for Series 2001-1 Asset Backed Notes.

Exhibit 99(g) Copy of Independent Public Accountants Report dated February 28, 2003 for Series 2001-2 Asset Backed Notes.

Exhibit 99(h) Copy of Independent Public Accountants Report dated February 28, 2003 for Series 2002-1 Asset Backed Notes.

Exhibit 99(i) Copy of Independent Public Accountants Report dated February 28, 2003 for Series 2002-2 Asset Backed Notes.

Exhibit 99(j) Copy of Independent Public Accountants Report dated February 28, 2003 for Series 2002-3 Asset Backed Notes.

Exhibit 99(k)     Annual Servicer's Certificate dated March 31, 2003.

(d)      Not Applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Servicer has duly caused this report to be signed on behalf of the Household Private Label Credit Card Master Note Trust I by the undersigned, thereunto duly authorized.


                         HOUSEHOLD FINANCE CORPORATION,
                         as Servicer of and on behalf of the
                         HOUSEHOLD PRIVATE LABEL CREDIT CARD MASTER
                         ------------------------------------------
                         NOTE TRUST I
                         ------------
                         (Registrant)

                           By: /s/ STEVEN H. SMITH
                               -------------------
                               Steven H. Smith
                               Assistant Treasurer

Dated: March 31, 2003

                                  Certification

I, Steven H. Smith, certify that:

          1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Household Private Label Credit Card Master Note Trust I;

          2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

          3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement for inclusion in these reports is included in these reports;

          4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

          5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: U.S. Bank National Association and The Depository Trust Company.



Date: March 31, 2003


      /s/ STEVEN H. SMITH
      -------------------
      Steven H. Smith
      Assistant Treasurer

                                  Exhibit Index
                                  -------------

Exhibit No.       Exhibit
-----------       -------

99(a) Copy of Annual Statement to Noteholders for the year ended December 31, 2002 for Series 2001-1 Asset Backed Notes.

99(b) Copy of Annual Statement to Noteholders for the year ended December 31, 2002 for Series 2001-2 Asset Backed Notes.

99(c) Copy of Annual Statement to Noteholders for the year ended December 31, 2002 for Series 2002-1 Asset Backed Notes.

99(d) Copy of Annual Statement to Noteholders for the year ended December 31, 2002 for Series 2002-2 Asset Backed Notes.

99(e) Copy of Annual Statement to Noteholders for the year ended December 31, 2002 for Series 2002-3 Asset Backed Notes.

99(f) Copy of Independent Public Accountants Report dated February 28, 2003 for Series 2001-1 Asset Backed Notes.

99(g) Copy of Independent Public Accountants Report dated February 28, 2003 for Series 2001-2 Asset Backed Notes.

99(h) Copy of Independent Public Accountants Report dated February 28, 2003 for Series 2002-1 Asset Backed Notes.

99(i) Copy of Independent Public Accountants Report dated February 28, 2003 for Series 2002-2 Asset Backed Notes.

99(j) Copy of Independent Public Accountants Report dated February 28, 2003 for Series 2002-3 Asset Backed Notes.

99(k)             Annual Servicer's Certificate dated March 31, 2003.