Form 10-K
period 2003-12-31
HOUSEHOLD PRIVATE LABEL CREDIT CARD MASTER NOTE TRUST I
filed 2004-03-26
CIK 1170380

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission File Nos. 333-58400-01

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

Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

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

As of December 31, 2003, the outstanding principal balance of the Series 2001-1 Notes was approximately $458,275,000, the Series 2001-2 Notes was approximately $624,050,000, the Series 2002-1 Notes was approximately $484,625,000, the Series 2002-2 Notes was approximately $499,325,000 and the Series 2002-3 Notes was approximately $840,150,000. Each Note represents an undivided interest in a pool of receivables held by the Trust. The Notes issued, or to be issued, may be senior ("Class A Notes"), subordinated ("Class B Notes") (and/or "Class C Notes") and Transferor Note(s).

The Servicer has prepared this Form 10-K on behalf of the Registrant in reliance upon various no-action letters issued by the Securities and Exchange Commission (the "Commission") to other trusts substantially similar to the Trust. Items designated herein as "Not Applicable" have been omitted as a result of this reliance.

PART I

Item 1. Business.

Not Applicable.

Item 2. Properties.

Not Applicable.

Item 3. Legal Proceedings.

The Servicer is not aware of any material pending legal proceedings involving either the Registrant, the Trustee, the Transferor or the Servicer with respect to the Notes or the Registrant's property.
Item 4. Submission of Matters to a Vote of Security Holders.

No vote or consent of the holders of the Notes (the "Noteholders") was solicited for any purpose during the year ended December 31, 2003.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

To the best knowledge of the Servicer, there is no established public trading market for the Notes. At March 25, 2004, there were less than 300 holders of each class of Notes.

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.
Item 9a. Controls and Procedures. Not Applicable.
PART III

Item 10. Directors and Executive Officers of the Registrant.

Not Applicable.

Item 11. Executive Compensation.

Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the Class A, Class B and Class C Notes, (ii) the principal amount of Notes owned by each, and (iii) the percent that the principal amount of Notes owned represents of the outstanding principal amount. The information set forth in the table is based upon information obtained by the Servicer from the Trustee and from The Depository Trust Company as of February 24, 2004. The Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Notes.

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Series 2001-1 Class A Noteholders
The Bank of New York One Wall Street New York, NY 10286	$102,055	25.51%
The Northern Trust Company 801 S. Canal Chicago, IL 60607	$72,825	18.21%
Barclays Global Investors N.A./Investors Bank & Trust 980 9th Street, 6th Floor Sacramento, CA 95814	$61,000	15.25%
JPMorgan Chase Bank Proxy/Class Action/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$47,500	11.88%
State Street Bank and Trust Company 1776 Heritage Drive No. Quincy, MA 0217	$45,780	11.45%
Mellon Trust of New England, National Association 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$32,850	8.21%
Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	$20,000	5.00%

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Series 2001-1 Class B Noteholders
JPMorgan Chase Bank Proxy/Class Action/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$16,250	27.89%
Mellon Trust of New England, National Association 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$14,000	24.02%
Bank of New York One Wall Street New York, NY 10286	$10,400	$17.84%
State Street Bank and Trust Company 1776 Heritage Drive No. Quincy, MA 02171	$10,300	17.67%
The Northern Trust Company 801 S. Canal C-IN Chicago, IL 60607	$5,725	9.82%
Name and Address	Principal	Percent
Series 2001-2 Class A Noteholders
State Street Bank and Trust Company 1776 Heritage Drive No. Quincy, MA 02171	$251,954	45.81%
Barclays Global Investors N.A./Investors Bank & Trust 980 9th Street Sacramento, CA 95814	$41,160	7.48%
Bank of New York One Wall Street New York, NY 10286	$35,820	6.51%

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Series 2001-2 Class B Noteholders
JPMorgan Chase Bank Proxy/Class Action/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$47,250	$43.61%
Swiss American Securities LLC 12 East 49th Street New York, NY 10017	$13,500	18.23%
State Street Bank and Trust Company Global Corporate Action Unit JAB 5NW 1776 Heritage Drive No. Quincy, MA 02171	$9,250	12.49%
Name and Address	Principal	Percent
Series 2002-1 Class A Noteholders
State Street Bank and Trust Company Global Corporate Action Unit JAB 5NW 1776 Heritage Drive No. Quincy, MA 02171	$197,817	49.45%
Mellon Trust of New England, National Association 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$56,448	14.11%
Bank of New York One Wall Street New York, NY 10286	$54,275	13.56%
JPMorgan Chase Bank Proxy/Class Action/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$42,260	10.57%

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Series 2002-1 Class B Noteholders
Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	$40,000	74.28%
JPMorgan Chase Bank Proxy/Class Action/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$12,850	23.86%
Name and Address	Principal	Percent
Series 2002-1 Class C Noteholders
JPMorgan Chase Bank Proxy/Class Action/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$19,775	64.26%
Wachovia Securities, LLC/Custody One New York Plaza New York, NY 10292	$11,000	35.74%

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Series 2002-2 Class A Noteholders
JPMorgan Chase Bank Proxy/Class Action/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$260,000	65.00%
Wells Fargo Bank Minnesota, N.A. 51 Mercedes Way Edgewood, NY 11717	$55,525	13.88%
HSBC Bank & Trust Company (Delaware), National Association 1201 Market St. Wilmington, DE 19801	$40,000	10.00%
Mellon Trust of New England, National Association 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$20,000	5.00%

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Series 2002-2 Class B Noteholders
The Bank of New York One Wall Street New York, NY 10286	$26,900	46.16%
JPMorgan Chase Bank Proxy/Class Action/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$24,275	41.66%
Wachovia Securities, LLC/Custody One New York Plaza New York, NY 10292	$4,000	6.86%
	Amount Owned All dollar amounts are in thousands

Name and Address	Principal	Percent
Series 2002-2 Class C Noteholders
JPMorgan Chase Bank Proxy/Class Action/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$22,050	53.72%
Wachovia Securities LLC/Custody One New York Plaza New York, NY 10292	$19,000	46.28%

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Series 2002-3 Class A Noteholders
UBS AG 677 Washington Blvd Stamford CT 06901	$225,000	33.43%
Bank of New York One Wall Street New York, NY 10286	$145,000	21.55%
Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	$120,000	17.83%
Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$100,000	14.85%
Mellon Trust of New England, National Association 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$49,000	7.28%

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Series 2002-3 Class B Noteholders
State Street Bank and Trust Company Global Corporate Action Unit JAB 5NW 1776 Heritage Drive No. Quincy, MA 02171	$29,558	30.14%
JPMorgan Chase Bank Proxy/Class Action/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$22,945	23.39%
Bank of New York One Wall Street New York, NY 10286	$18,355	18.69%
DBTC Americas/DBAG LDN Global Markets (Client Account) 16 Wall Street, 5th Floor Broker/Dealer Clearance New York, NY 10005	$14,000	14.28%
Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$5,050	5.14%
JPMorgan Chase Bank Proxy/Class Action/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$22,945	23.39%

Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Series 2002-3 Class C Noteholders
LaSalle Bank National Association 135 South LaSalle Street Chicago, IL 60603	$21,000	30.40%
Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	$17,590	25.46%
JPMorgan Chase Bank Proxy/Class Action/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$17,500	25.32%
Wells Fargo Bank Minnesota, N.A. Issuer Services C/o ADP Proxy Services 51 Mercedes Way Edgewood, NY 11717	$7,000	10.13%
Bank of New York One Wall Street New York, NY 10286	$4,000	5.79%
Item 13. Certain Relationships and Related Transactions.

None or Not Applicable.
Item 14. Principal Accountant Fees and Services. Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) List the following documents filed as a part of the report:

(1) Financial Statements

Not Applicable.

(2) Financial Statement Schedules

Not Applicable.

(3) The Servicer is obligated to prepare an Annual Statement to Noteholders for the year ended December 31, 2003, and Independent Public Accountants are required to prepare an Annual Servicing Report pertaining to the compliance of the Servicer with its servicing obligations pursuant to the Agreement. Copies of said documents are filed as exhibits to this Form 10-K.

(b) The Registrant filed the following current reports on Form 8-K for the fourth quarter of 2003:

Date of Reports	Items Covered
October 24, 2003, November 26, 2003 and December 23, 2003.	Item 7. Statement to Noteholders with respect to distributions made on October 15, 2003, November 17, 2003 and December 15, 2003.
(c) Exhibit 99(a)	Annual Statement to Noteholders for the year ended December 31, 2003 for Series 2001-1 Asset Backed Notes.
Exhibit 99(b)	Annual Statement to Noteholders for the year ended December 31, 2003 for Series 2001-2 Asset Backed Notes.
Exhibit 99(c)	Annual Statement to Noteholders for the year ended December 31, 2003 for Series 2002-1 Asset Backed Notes.
Exhibit 99(d)	Annual Statement to Noteholders for the year ended December 31, 2003 for Series 2002-2 Asset Backed Notes.
Exhibit 99(e)	Annual Statement to Noteholders for the year ended December 31, 2003 for Series 2002-3 Asset Backed Notes.
Exhibit 99(f)	Independent Accountants' Report dated February 28, 2004 for Series 2001-1 Asset Backed Notes.
Exhibit 99(g)	Independent Accountants' Report dated February 28, 2004 for Series 2001-2 Asset Backed Notes.
Exhibit 99(h)	Independent Accountants' Report dated February 28, 2004 for Series 2002-1 Asset Backed Notes.

Exhibit 99(i)	Independent Accountants' Report dated February 28, 2004 for Series 2002-2 Asset Backed Notes.
Exhibit 99(j)	Independent Accountants' Report dated February 28, 2004 for Series 2002-3 Asset Backed Notes.
Exhibit 99(k)	Annual Servicer's Certificate dated March 25, 2004.

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

HOUSEHOLD FINANCE CORPORATION, as Servicer of and on behalf of the HOUSEHOLD PRIVATE LABEL CREDIT CARD MASTER NOTE TRUST I (Registrant)

By: /s/ Steven H. Smith
Steven H. Smith Assistant Treasurer
Dated: March 25, 2004

Certification

I, Steven H. Smith, certify that:

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

Date: March 25, 2004

/s/ Steven H. Smith

Steven H. Smith

Assistant Treasurer

Exhibit Index

Exhibit No. Exhibit 99(a)	Exhibit Annual Statement to Noteholders for the year ended December 31, 2003 for Series 2001-1 Asset Backed Notes.
Exhibit 99(b)	Annual Statement to Noteholders for the year ended December 31, 2003 for Series 2001-2 Asset Backed Notes.
Exhibit 99(c)	Annual Statement to Noteholders for the year ended December 31, 2003 for Series 2002-1 Asset Backed Notes.
Exhibit 99(d)	Annual Statement to Noteholders for the year ended December 31, 2003 for Series 2002-2 Asset Backed Notes.
Exhibit 99(e)	Annual Statement to Noteholders for the year ended December 31, 2003 for Series 2002-3 Asset Backed Notes.
Exhibit 99(f)	Independent Accountants' Report dated February 28, 2004 for Series 2001-1 Asset Backed Notes.
Exhibit 99(g)	Independent Accountants' Report dated February 28, 2004 for Series 2001-2 Asset Backed Notes.
Exhibit 99(h)	Independent Accountants' Report dated February 28, 2004 for Series 2002-1 Asset Backed Notes.
Exhibit 99(i)	Independent Accountants' Report dated February 28, 2004 for Series 2002-2 Asset Backed Notes.
Exhibit 99(j)	Independent Accountants' Report dated February 28, 2004 for Series 2002-3 Asset Backed Notes.
Exhibit 99(k)	Annual Servicer's Certificate dated March 25, 2004.