Form 10-K
period 2004-12-31
HOUSEHOLD PRIVATE LABEL CREDIT CARD MASTER NOTE TRUST I
filed 2005-03-30
CIK 1170380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Nos. 333-58400-01

HOUSEHOLD PRIVATE LABEL CREDIT CARD MASTER NOTE TRUST I

(Exact name of Registrant as specified in Department of the Treasury, Internal Revenue Service Form SS-4)

HSBC FINANCE CORPORATION

(Servicer of the Trust)

(Exact name as specified in Servicer's charter)

DELAWARE (State or other jurisdiction of incorporation of Servicer)	36-4423162 (I.R.S. Employer Identification Number of Registrant)

2700 Sanders Road, Prospect Heights, Illinois 60070 (Address of principal executive offices of Servicer) (847) 564-5000 Servicer's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class		Name of each exchange on which registered
None
Series 2001-1 Class A Notes	Series 2002-2 Class A Notes
Series 2001-1 Class B Notes	Series 2002-2 Class B Notes
Series 2001-2 Class A Notes	Series 2002-2 Class C Notes
Series 2001-2 Class B Notes	Series 2002-3 Class A Notes
Series 2002-1 Class A Notes	Series 2002-3 Class B Notes
Series 2002-1 Class B Notes	Series 2002-3 Class C Notes
Series 2002-1 Class C Notes

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities

Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

Registrant has no voting or nonvoting class common equity outstanding as of the date of this report.

INTRODUCTORY NOTE

HRSI Funding, Inc. II (the "Transferor") is the transferor under a Transfer and Servicing Agreement (the "Agreement") dated as of June 12, 2001 by and among the Transferor, HSBC Finance Corporation, successor by merger to Household Finance Corporation, as Servicer (the "Servicer") and Wilmington Trust Company, as owner trustee (the "Trustee"), as supplemented by the Series Supplements, providing for the issuance of Asset Backed Notes (the "Notes"), and is the originator of the trust called the Household Private Label Credit Card Master Note Trust I (the "Registrant" or the "Trust").

As of December 31, 2004, the outstanding principal balance of the Series 2001-1 Notes was approximately $458,275,000, the Series 2001-2 Notes was approximately $624,050,000, the Series 2002-1 Notes was approximately $484,625,000, the Series 2002-2 Notes was approximately $499,325,000 and the Series 2002-3 Notes was approximately $840,150,000. Each Note represents an undivided interest in a pool of receivables held by the Trust. The Notes issued, or to be issued, may be senior ("Class A Notes"), subordinated ("Class B Notes") (and/or "Class C Notes") and Transferor Note(s).

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
Item 4. Submission of Matters to a Vote of Security Holders.

No vote or consent of the holders of the Notes (the "Noteholders") was solicited for any purpose during the year ended December 31, 2004.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

To the best knowledge of the Servicer, there is no established public trading market for the Notes. At March 24, 2005, there were less than 300 holders of each class of Notes.

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.
Item 8. Financial Statements and Supplementary Data.

Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.
Item 9A. Controls and Procedures. Not Applicable.
Item 9B. Other Information.

Not Applicable.
PART III

Item 10. Directors and Executive Officers of the Registrant.

Not Applicable.

Item 11. Executive Compensation.

Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the Class A, Class B and Class C Notes, (ii) the principal amount of Notes owned by each, and (iii) the percent that the principal amount of Notes owned represents of the outstanding principal amount. The Series 2001-1 Class A, Series 2001-1 Class B, Series 2001-2 Class A and Series 2001-2 Class B notes were paid in full on August 16, 2004. The information set forth in the table is based upon information obtained by the Servicer from the Trustee and from The Depository Trust Company as of March 24, 2005. The Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Notes.

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Series 2001-1 Class A Noteholders
None
Series 2001-1 Class B Noteholders
None
Series 2001-2 Class A Noteholders
None
Series 2001-2 Class B Noteholders
None
Series 2002-1 Class A Noteholders
State Street Bank and Trust Company Global Corporate Action Unit JAB 5NW 1776 Heritage Drive No. Quincy, MA 02171	$210,767	52.69%
Mellon Trust of New England, National Association 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$69,348	17.34%
Bank of New York One Wall Street New York, NY 10286	$29,960	7.49%
JPMorgan Chase Bank Proxy/Class Action/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$29,510	7.38%

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Series 2002-1 Class B Noteholders
State Street Bank and Trust Company Global Corporate Action Unit JAB 5NW 1776 Heritage Drive No. Quincy, MA 02171	$40,000	74.28%
JPMorgan Chase Bank Proxy/Class Action/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$12,850	23.86%
Series 2002-1 Class C Noteholders
JPMorgan Chase Bank Proxy/Class Action/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$19,775	64.26%
JPM/PRUDEN Participant information unavailable Contact The Depository Trust Company	$11,000	35.74%
Series 2002-2 Class A Noteholders
JPMorgan Chase Bank Proxy/Class Action/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$220,090	55.02%
State Street Bank and Trust Company Global Corporate Action Unit JAB 5NW 1776 Heritage Drive No. Quincy, MA 02171	$48,850	12.21%
DE SECS CP Participant information unavailable Contact The Depository Trust Company	$40,000	10.00%
Mellon Trust of New England, National Association 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$25,525	6.38%
JPM/CCS2 Participant information unavailable Contact The Depository Trust Company	$50,000	12.5%
	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Series 2002-2 Class B Noteholders
The Bank of New York One Wall Street New York, NY 10286	$26,900	46.16%
JPMorgan Chase Bank Proxy/Class Action/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$24,275	41.66%
JPM/PRUDEN Participant information unavailable Contact The Depository Trust Company	$4,000	6.86%
Series 2002-2 Class C Noteholders
JPMorgan Chase Bank Proxy/Class Action/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$22,050	53.71%
JPM/PRUDEN Participant information unavailable Contact The Depository Trust Company	$19,000	46.29%

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Series 2002-3 Class A Noteholders
State Street Bank and Trust Company Global Corporate Action Unit JAB 5 NW 1776 Heritage Drive No. Quincy, MA 02171	$145,000	21.55%
Bank of New York One Wall Street New York, NY 10286	$125,000	18.57%
JPMorgan Chase Bank Proxy/Class Action/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$74,950	11.11%
Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$100,000	14.86%
Mellon Trust of New England, National Association 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$59,050	8.77%
JPM/PRUDEN Participant information unavailable Contact The Depository Trust Company	$100,000	14.86%
Barclays Global Investors N.A./Inves 980 9th Street, 6th Floor Sacramento, CA 95814	$35,000	5.20%

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Series 2002-3 Class B Noteholders
Bank of New York One Wall Street New York, NY 10286	$22,065	22.50%
State Street Bank and Trust Company Global Corporate Action Unit JAB 5 NW 1776 Heritage Drive No. Quincy, MA 02171	$34,513	35.20%
Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$5,150	5.25%
Mellon Trust of New England, National Association 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$6,477	6.61%
JPMorgan Chase Bank Proxy/Class Action/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$28,795	29.36%

Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Series 2002-3 Class C Noteholders
Bank of New York One Wall Street New York, NY 10286	$4,000	5.79%
State Street Bank and Trust Company Global Corporate Action Unit JAB 5 NW 1776 Heritage Drive No. Quincy, MA 02171	$17,590	25.46%
JPMorgan Chase Bank Proxy/Class Action/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$17,500	25.33%
Wells Fargo Bank, National Association 733 Marquette Avenue Minneapolis, MN 55479	$7,000	10.13%
LaSalle Bank National Association 135 South LaSalle Street Chicago, IL 60603	$21,000	30.40%

Item 13. Certain Relationships and Related Transactions.

Not Applicable.
Item 14. Principal Accountant Fees and Services. Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements.

Not Applicable.

(a) (2) Not Applicable.

(a) (3) The Servicer is obligated to prepare an Annual Statement to Noteholders for the year ended December 31, 2004, and Independent Public Accountants are required to prepare an Annual Servicing Report pertaining to the compliance of the Servicer with its servicing obligations pursuant to the Agreement. Copies of said documents are filed as exhibits to this Form 10-K.

The exhibits required by Item 601 of Regulation S-K (Section 229.601):

Exhibit 99(a)	Annual Statement to Noteholders for the year ended December 31, 2004 for Series 2001-1 Asset Backed Notes.
Exhibit 99(b)	Annual Statement to Noteholders for the year ended December 31, 2004 for Series 2001-2 Asset Backed Notes.
Exhibit 99(c)	Annual Statement to Noteholders for the year ended December 31, 2004 for Series 2002-1 Asset Backed Notes.
Exhibit 99(d)	Annual Statement to Noteholders for the year ended December 31, 2004 for Series 2002-2 Asset Backed Notes.
Exhibit 99(e)	Annual Statement to Noteholders for the year ended December 31, 2004 for Series 2002-3 Asset Backed Notes.
Exhibit 99(f)	Independent Accountants' Report dated March 1, 2005 for Series 2001-1 Asset Backed Notes.
Exhibit 99(g)	Independent Accountants' Report dated March 1, 2005 for Series 2001-2 Asset Backed Notes.
Exhibit 99(h)	Independent Accountants' Report dated March 1, 2005 for Series 2002-1 Asset Backed Notes.
Exhibit 99(i)	Independent Accountants' Report dated March 1, 2005 for Series 2002-2 Asset Backed Notes.
Exhibit 99(j)	Independent Accountants' Report dated March 1, 2005 for Series 2002-3 Asset Backed Notes.
Exhibit 99(k)	Annual Servicer's Certificate dated March 1, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Servicer has duly caused this report to be signed on behalf of the Household Private Label Credit Card Master Note Trust I by the undersigned, thereunto duly authorized.

HSBC FINANCE CORPORATION, as Servicer of and on behalf of the HOUSEHOLD PRIVATE LABEL CREDIT CARD MASTER NOTE TRUST I (Registrant)

By: /s/ Edgar D. Ancona
Edgar D. Ancona Senior Vice President - Treasurer
Dated: March 24, 2005

Certification

I, Edgar D. Ancona, certify that:

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

Date: March 24, 2005

/s/ Edgar D. Ancona

Edgar D. Ancona

Senior Vice President - Treasurer

Exhibit Index

Exhibit No. Exhibit 99(a)	Exhibit Annual Statement to Noteholders for the year ended December 31, 2004 for Series 2001-1 Asset Backed Notes.
Exhibit 99(b)	Annual Statement to Noteholders for the year ended December 31, 2004 for Series 2001-2 Asset Backed Notes.
Exhibit 99(c)	Annual Statement to Noteholders for the year ended December 31, 2004 for Series 2002-1 Asset Backed Notes.
Exhibit 99(d)	Annual Statement to Noteholders for the year ended December 31, 2004 for Series 2002-2 Asset Backed Notes.
Exhibit 99(e)	Annual Statement to Noteholders for the year ended December 31, 2004 for Series 2002-3 Asset Backed Notes.
Exhibit 99(f)	Independent Accountants' Report dated March 1, 2005 for Series 2001-1 Asset Backed Notes.
Exhibit 99(h)	Independent Accountants' Report dated March 1, 2005 for Series 2001-2 Asset Backed Notes.
Exhibit 99(g)	Independent Accountants' Report dated March 1, 2005 for Series 2002-1 Asset Backed Notes.
Exhibit 99(i)	Independent Accountants' Report dated March 1, 2005 for Series 2002-2 Asset Backed Notes.
Exhibit 99(j)	Independent Accountants' Report dated March 1, 2005 for Series 2002-3 Asset Backed Notes.
Exhibit 99(k)	Annual Servicer's Certificate dated March 1, 2005.