Form 10-K
period 2006-12-31
HSBC PRIVATE LABEL CREDIT CARD MASTER NOTE TRUST (USA) I
filed 2007-03-28
CIK 1170380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
(Mark One) ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______
Commission File Nos. 333-58400-01

HSBC PRIVATE LABEL CREDIT CARD MASTER NOTE TRUST (USA) I (Exact name of Issuing Entity as specified in its charter) HSBC FINANCE CORPORATION (Exact name of Servicer as specified in its charter)
DELAWARE (State or other jurisdiction of incorporation or organization of Issuing Entity)	Not Applicable (I.R.S. Employer Identification Number of Issuing Entity)
86-1052062 (I.R.S. Employer Identification Number of Servicer)
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

Large accelerated filer ☐                                       Accelerated filer ☐                                   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Registrant has no voting or non-voting common equity outstanding and held by non-affiliates as of the date of this Report.

INTRODUCTORY NOTE

HSBC Funding (USA) Inc. V is the transferor (the "Transferor") under an Amended and Restated Transfer and Servicing Agreement dated as of August 11, 2006 (as amended, the "Agreement"), by and among the Transferor, HSBC Finance Corporation, as servicer (the "Servicer") and Wilmington Trust Company, not in its individual capacity but as owner trustee (the "Owner Trustee") of the HSBC Private Label Credit Card Master Note Trust (USA) I, as issuer (the "Issuer", the " Registrant" or the " Trust"). Under the Agreement, the Transferor sells certain receivables arising in connection with revolving credit accounts to the Owner Trustee on behalf of the Trust which are then pledged on behalf of the Trust as collateral for asset-backed notes issued by series (the "Notes") pursuant to the Amended and Restated Master Indenture, dated as of August 11, 2006 (as amended, the "Master Indenture"), between the Owner Trustee and U.S. Bank National Association, as indenture trustee, paying agent and securities intermediary (the "Indenture Trustee"), as such Master Indenture is supplemented by the applicable indenture supplement relating to a particular series of Notes that have been issued from the Trust.

As of December 31, 2006, the following Notes were issued by the Issuer and were outstanding:

The HSBC Private Label Credit Card Master Note Trust (USA) I, Series 2002-1 Asset Backed Notes consisting of Class A, Class B and Class C Notes; and the HSBC Private Label Credit Card Master Note Trust (USA) I, Series 2002-2 Asset Backed Notes consisting of Class A, Class B and Class C Notes.

As of December 31, 2006, the outstanding principal balance of the Series 2002-1 Notes was $484,625,000, and the Series 2002-2 Notes was $499,325,000.

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

Item 4. Submission of Matters to a Vote of Security Holders. No vote or consent of the holders of the Notes (the "Noteholders") was solicited for any purpose during the year ended December 31, 2006.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governace. Not Applicable.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence. Not Applicable.

Item 14. Principal Accounting Fees and Services. Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (1) Financial statements.

Not Applicable.

(a) (2) Financial statement schedules.

Not Applicable.

(a) (3) The Servicer is obligated to prepare an Annual Statement to Noteholders for the year ended December 31, 2006, and Independent Registered Public Accountants are required to prepare an Annual Servicing Report pertaining to the compliance of the Servicer with its servicing obligations pursuant to the Agreement. Copies of said documents are filed as exhibits to this Form 10-K.

(b) The exhibits required by Item 601 of Regulation S-K (Section 229.601):
Exhibit 31	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
Exhibit 99.1	Annual Servicer's Certificate dated March 5, 2007.
Exhibit 99.2	Independent Registered Public Accountants' Report dated March 5, 2007 for Series 2002-1 Asset Backed Notes.
Exhibit 99.3	Independent Registered Public Accountants' Report dated March 5, 2007 for Series 2002-2 Asset Backed Notes.

(c) The financial statement schedules required by Regulation S-X (17 CFR 210) which are excluded from the annual report to the shareholders by Rule 14a-3(b). Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Servicer has duly caused this report to be signed on behalf of the HSBC Private Label Credit Card Master Note Trust (USA) I by the undersigned, thereunto duly authorized.

HSBC FINANCE CORPORATION, as Servicer of and on behalf of the HSBC PRIVATE LABEL CREDIT CARD MASTER NOTE TRUST (USA) I (Issuing Entity)

By: /s/ Dennis J. Mickey Dennis J. Mickey Vice President and Chief Operating Officer – Treasury

Dated: March 28, 2007

Exhibit Index

Exhibit No.	Exhibit
Exhibit 31	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
Exhibit 99.1	Annual Servicer's Certificate dated March 5, 2007.
Exhibit 99.2	Independent Registered Public Accountants' Report dated March 5, 2007 for Series 2002-1 Asset Backed Notes.
Exhibit 99.3	Independent Registered Public Accountants' Report dated March 5, 2007 for Series 2002-2 Asset Backed Notes.