Form 10-K
period 2007-12-31
HSBC PRIVATE LABEL CREDIT CARD MASTER NOTE TRUST (USA) I
filed 2008-03-26
CIK 1170380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______
Commission File No. of the Issuing Entity: 333-138404

HSBC PRIVATE LABEL CREDIT CARD MASTER NOTE TRUST (USA) I
(Exact name of Issuing Entity as specified in its charter)

HSBC FUNDING (USA) INC. V

(Exact name of Depositor as specified in its charter)

Commission File No. of the Depositor: 333-138404-01

HSBC BANK USA, NATIONAL ASSOCIATION
(Exact name of Sponsor as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization of Issuing Entity)	Not Applicable (I.R.S. Employer Identification Number of Issuing Entity)
20-1968954 (I.R.S. Employer Identification Number of Depositor)
c/o HSBC Finance Corporation 26525 North Riverwoods Boulevard, Mettawa, Illinois 60045 (Address of principal executive offices of Issuing Entity) (224) 544-2000 (Telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None	Securities registered pursuant to section 12(g) of the Act: None

HSBC PRIVATE LABEL CREDIT CARD MASTER NOTE TRUST (USA) I
(Exact name of Issuing Entity as specified in its charter)

Commission File No. of the Issuing Entity: 333-58400-01

HSBC FINANCE CORPORATION
(Exact name of Servicer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization of Issuing Entity)	Not Applicable (I.R.S. Employer Identification Number of Issuing Entity)
86-1052062 (I.R.S. Employer Identification Number of Servicer)

c/o HSBC Finance Corporation

26525 North Riverwoods Boulevard, Mettawa, Illinois 60045
(Address of principal executive offices of Servicer)
(224) 544-2000
(Servicer's telephone number, including area code)

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

Large accelerated filer ☐ ...... Accelerated filer ☐ ...... Non-accelerated filer ☒ ...... Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Registrant has no voting or non-voting common equity outstanding and held by non-affiliates as of the date of this Report.

PART I Applicable to Series 2007-1 Regulation AB Compliant

The following items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1. Business.

Item 1A. Risk Factors.

Item 2. Properties.

Item 3. Legal Proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

Item 1B. Unresolved Staff Comments.

None.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

None.

Item 1114(b)(2) of Regulation AB. Information Regarding Significant Enhancement Providers.

None.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

None.

Item 1117 of Regulation AB. Legal Proceedings.

None.

INTRODUCTORY NOTE AND PART I Applicable to Series 2002-1 and Series 2002-2 Non Regulation AB Compliant
INTRODUCTORY NOTE

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

As of December 31, 2007, the following Notes were issued by the Issuer and were outstanding: None

The HSBC Private Label Credit Card Master Note Trust (USA) I, Series 2002-1 Asset Backed Notes consisting of Class A, Class B and Class C Notes were paid in full on March 15, 2007; and the HSBC Private Label Credit Card Master Note Trust (USA) I, Series 2002-2 Asset Backed Notes consisting of Class A, Class B and Class C Notes were paid in full on March 15, 2007.

The Servicer has prepared this Form 10-K on behalf of the Registrant in reliance upon various no-action letters issued by the Securities and Exchange Commission (the "Commission") to other trusts substantially similar to the Issuer. Items designated herein as "Not Applicable" have been omitted as a result of this reliance.

PART I

Item 1.   Business.

Not Applicable.

Item 1A. Risk Factors.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

No vote or consent of the holders of the Notes (the "Noteholders") was solicited for any purpose during the year ended December 31, 2007.

PART II Applicable to Series 2007-1 Regulation AB Compliant

The following items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6. Selected Financial Data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Item 8. Financial Statements and Supplementary Data.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Item 9A. Controls and Procedures.

Item 9A(T). Controls and Procedures.

Item 9B. Other Information.

None.

PART II Applicable to Series 2002-1 and Series 2002-2 Non Regulation AB Compliant

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

Not Applicable.

Item 8.   Financial Statements and Supplementary Data.

Not Applicable.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Not Applicable.

Item 9A(T). Controls and Procedures.

Not Applicable.

Item 9B. Other Information.

Not Applicable.

PART III Applicable to Series 2007-1 Regulation AB Compliant

The following items have been omitted in accordance with General Instruction J to Form 10-K:

Item 10. Directors and Executive Officers of the Registrant.

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Item 14. Principal Accountant Fees and Services.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Reports on assessment of compliance required by Item 1122 of Regulation AB are filed as exhibits to this Form 10-K.

Item 1123 of Regulation AB. Servicer Compliance Statement.

Compliance statements required by Item 1123 of Regulation AB are filed as exhibits to this Form 10-K.

PART III Applicable to Series 2002-1 and Series 2002-2 Non Regulation AB Compliant

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not Applicable.

Item 14. Principal Accounting Fees and Services.

Not Applicable.

PART IV Applicable to Series 2002-1 and Series 2002-2 Non Regulation AB Compliant Applicable to Series 2007-1 Regulation AB Compliant

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Not Applicable.

(a)(2) Not Applicable.

(a)(3) Not Applicable.

(b) Exhibits

The exhibits listed below are either included or incorporated by reference as indicated:

Exhibit No.	Description
Exhibit 4

Series 2007-1 Indenture Supplement, dated as of February 14, 2007, between Wilmington Trust Company, not in its individual capacity but solely as owner trustee of HSBC Private Label Credit Card Master Note Trust (USA) I, and U.S. Bank National Association, as indenture trustee and securities intermediary (incorporated by reference to Exhibit 4 to the Issuing Entity's Current Report on Form 8-K dated February 14, 2007, and filed with the Securities and Exchange Commission on February 14, 2007 (No. 333-138404)).

Exhibit 10.1

Amended and Restated Master Indenture dated as of August 11, 2006 (amending and restating in full the Master Indenture dated as of June 12, 2001) between Wilmington Trust company, not in its individual capacity but solely as owner trustee of HSBC Private Label Credit Card Master Note Trust (USA) I and U.S. Bank National Association, as indenture trustee and securities intermediary (incorporated by reference from Exhibit 10.1 to the Issuing Entity's Current Report on Form 8-K dated August 17, 2006 and filed with the Securities and Exchange Commission on August 17, 2006 (Nos. 333-58400-01)).

Exhibit 10.2

Amended and Restated Transfer and Servicing Agreement dated as of August 11, 2006 (amending and restating in full the Transfer and Servicing Agreement dated as of June 12, 2001) between HSBC Funding (USA) Inc. V, as transferor, HSBC Finance Corporation, as servicer and Wilmington Trust Company, not in its individual capacity but solely as owner trustee of HSBC Private Label Credit Card Master Note Trust (USA) I(incorporated by reference from Exhibit 10.2 to the Issuing Entity's Current Report on Form 8-K dated August 17, 2006 and filed with the Securities and Exchange Commission on August 17, 2006 (Nos. 333-58400-01)).

Exhibit 10.3

Amended and Restated Receivables Purchase Agreement, dated as of August 11, 2006, (amending and restating in full the Receivables Purchase Agreement dated as of June 12, 2001) between HSBC Funding (USA) Inc. V and HSBC Private Label Acquisition Corporation (USA) (incorporated by reference from Exhibit 10.3 to the Issuing Entity's Current Report on Form 8-K dated August 17, 2006 (Nos. 333-58400-01)).

Exhibit 10.4

Amended and Restated Trust Agreement, dated as of August 11, 2006, (amending and restating in full the Trust Agreement dated as of June 12, 2001) between HSBC Funding (USA) Inc. V, as transferor and Wilmington Trust Company, as owner trustee (incorporated by reference from Exhibit 10.4 to the Issuing Entity's Current Report on Form 8-K dated August 17, 2006 (Nos. 333-58400-01)).

Exhibit 10.5

Amendment No. 1 to the Series 2002-1 Indenture Supplement dated as of August 11, 2006, between Wilmington Trust Company, not in its individual capacity but solely as owner trustee of HSBC Private Label Credit Card Master Note Trust (USA) I and U.S. Bank National Association, not in its individual capacity but solely as indenture trustee, paying agent and securities intermediary (incorporated by reference from Exhibit 10.5 to the Issuing Entity's Current Report on Form 8-K dated August 17, 2006 (Nos. 333-58400-01)).

Exhibit 10.6

Amendment No. 1 to the Series 2002-2 Indenture Supplement dated as of August 11, 2006, between Wilmington Trust Company, not in its individual capacity but solely as owner trustee of HSBC Private Label Credit Card Master Note Trust (USA) I and U.S. Bank National Association, not in its individual capacity but solely as indenture trustee, paying agent and securities intermediary (incorporated by reference from Exhibit 10.6 to the Issuing Entity's Current Report on Form 8-K dated August 17, 2006 (Nos. 333-58400-01)).

Exhibit 10.7

Second Amended and Restated Receivables Purchase Agreement dated as of October 25, 2006 (amending and restating in full the Amended and Restated Receivables Purchase Agreement dated as of June 12, 2001) between HSBC Bank Nevada, National Association and HSBC Private Label Acquisition Corporation (USA) (incorporated by reference to Exhibit 10.2 to the Issuing Entity's Amendment No. 1 to Form S-3 dated December 7, 2006, and filed with the Securities and Exchange Commission on December 7, 2006 (No. 333-138404)).

Exhibit 23.1	Consent of KPMG LLP to HSBC Finance Corporation dated March 24, 2008.
Exhibit 23.2	Consent of KPMG LLP to HSBC Private Label Corporation dated March 24, 2008.
Exhibit 23.3	Consent of KPMG LLP to HSBC Technology Services (USA) Inc. dated March 24, 2008.
Exhibit 23.4	Consent of KPMG LLP to HSBC Electronic Data Processing (India) Private Limited dated March 24, 2008.
Exhibit 23.5	Consent of KPMG LLP to HSBC Electronic Data Processing (Philippines) Inc. dated March 24, 2008.
Exhibit 31.1	Certification Pursuant to Rule 13a-14(d)/15(d)-14(d) of the Securities Act of 1934.
Exhibit 31.2	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
Exhibit 33.1	Report on Assessment of Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of 1934 of HSBC Finance Corporation.
Exhibit 33.2	Report on Assessment of Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of 1934 of HSBC Private Label Corporation.
Exhibit 33.3	Report on Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of 1934 of HSBC Technology & Services (USA) Inc.
Exhibit 33.4	Report on Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of 1934 of HSBC Electronic Data Processing (India) Private Limited.
Exhibit 33.5	Report on Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of 1934 of HSBC Electronic Data Processing (Philippines) Inc.
Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of KPMG LLP with respect to HSBC Finance Corporation.
Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of KPMG LLP with respect to HSBC Private Label Corporation.
Exhibit 34.3	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of KPMG LLP with respect to HSBC Technology & Services (USA) Inc.
Exhibit 34.4	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of KPMG LLP with respect to HSBC Electronic Data Processing (India) Private Limited.
Exhibit 34.5	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of KPMG LLP with respect to HSBC Electronic Data Processing (Philippines) Inc.
Exhibit 35.1	Servicer Compliance Certificate Pursuant to Item 1123 of Regulation AB Under the Securities Act of 1934 of HSBC Finance Corporation.
Exhibit 35.2	Servicer Compliance Certificate Pursuant to Item 1123 of Regulation AB Under the Securities Act of 1934 of HSBC Private Label Corporation.
Exhibit 35.3	Servicer Compliance Certificate Pursuant to Item 1123 of Regulation AB Under the Securities Act of 1934 of HSBC Technology & Services (USA) Inc.
Exhibit 35.4	Servicer Compliance Certificate Pursuant to Item 1123 of Regulation AB Under the Securities Act of 1934 of HSBC Electronic Data Processing (India) Private Limited.

Exhibit 35.5	Servicer Compliance Certificate Pursuant to Item 1123 of Regulation AB Under the Securities Act of 1934 of HSBC Electronic Data Processing (Philippines) Inc.
Exhibit 99.1

HSBC Private Label Credit Card Master Note Trust (USA) I, Series 2002-1 Asset Backed Notes and HSBC Private Label Credit Card Master Note Trust (USA) I, Series 2002-2 Asset Backed Notes Annual Servicer's Certificate dated March 3, 2008.

Exhibit 99.2

HSBC Private Label Credit Card Master Note Trust (USA) I, Series 2002-1 Asset Backed Notes and HSBC Private Label Credit Card Master Note Trust (USA) I, Series 2002-2 Asset Backed Notes Independent Registered Public Accountants' Report dated March 3, 2008.

(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC Finance Corporation, the servicer has duly caused this report to be signed on behalf of the HSBC Private Label Credit Card Master Note Trust (USA) I by the undersigned, thereunto duly authorized.

HSBC FINANCE CORPORATION, as servicer of and on behalf of the HSBC PRIVATE LABEL CREDIT CARD MASTER NOTE TRUST (USA) I (Issuing Entity)

By: /s/ Dennis J. Mickey Dennis J. Mickey Senior Vice President, Chief Operating Officer – Treasury

Dated: March 25, 2008

Exhibit Index
Exhibit No.	Description
Exhibit 4

Series 2007-1 Indenture Supplement, dated as of February 14, 2007, between Wilmington Trust Company, not in its individual capacity but solely as owner trustee of HSBC Private Label Credit Card Master Note Trust (USA) I, and U.S. Bank National Association, as indenture trustee and securities intermediary (incorporated by reference to Exhibit 4 to the Issuing Entity's Current Report on Form 8-K dated February 14, 2007, and filed with the Securities and Exchange Commission on February 14, 2007 (No. 333-138404)).

Exhibit 10.1

Amended and Restated Master Indenture dated as of August 11, 2006 (amending and restating in full the Master Indenture dated as of June 12, 2001) between Wilmington Trust company, not in its individual capacity but solely as owner trustee of HSBC Private Label Credit Card Master Note Trust (USA) I and U.S. Bank National Association, as indenture trustee and securities intermediary (incorporated by reference from Exhibit 10.1 to the Issuing Entity's Current Report on Form 8-K dated August 17, 2006 and filed with the Securities and Exchange Commission on August 17, 2006 (Nos. 333-58400-01)).

Exhibit 10.2

Amended and Restated Transfer and Servicing Agreement dated as of August 11, 2006 (amending and restating in full the Transfer and Servicing Agreement dated as of June 12, 2001) between HSBC Funding (USA) Inc. V, as transferor, HSBC Finance Corporation, as servicer and Wilmington Trust Company, not in its individual capacity but solely as owner trustee of HSBC Private Label Credit Card Master Note Trust (USA) I(incorporated by reference from Exhibit 10.2 to the Issuing Entity's Current Report on Form 8-K dated August 17, 2006 and filed with the Securities and Exchange Commission on August 17, 2006 (Nos. 333-58400-01)).

Exhibit 10.3

Amended and Restated Receivables Purchase Agreement, dated as of August 11, 2006, (amending and restating in full the Receivables Purchase Agreement dated as of June 12, 2001) between HSBC Funding (USA) Inc. V and HSBC Private Label Acquisition Corporation (USA) (incorporated by reference from Exhibit 10.3 to the Issuing Entity's Current Report on Form 8-K dated August 17, 2006 (Nos. 333-58400-01)).

Exhibit 10.4

Amended and Restated Trust Agreement, dated as of August 11, 2006, (amending and restating in full the Trust Agreement dated as of June 12, 2001) between HSBC Funding (USA) Inc. V, as transferor and Wilmington Trust Company, as owner trustee (incorporated by reference from Exhibit 10.4 to the Issuing Entity's Current Report on Form 8-K dated August 17, 2006 (Nos. 333-58400-01)).

Exhibit 10.5

Amendment No. 1 to the Series 2002-1 Indenture Supplement dated as of August 11, 2006, between Wilmington Trust Company, not in its individual capacity but solely as owner trustee of HSBC Private Label Credit Card Master Note Trust (USA) I and U.S. Bank National Association, not in its individual capacity but solely as indenture trustee, paying agent and securities intermediary (incorporated by reference from Exhibit 10.5 to the Issuing Entity's Current Report on Form 8-K dated August 17, 2006 (Nos. 333-58400-01)).

Exhibit 10.6

Amendment No. 1 to the Series 2002-2 Indenture Supplement dated as of August 11, 2006, between Wilmington Trust Company, not in its individual capacity but solely as owner trustee of HSBC Private Label Credit Card Master Note Trust (USA) I and U.S. Bank National Association, not in its individual capacity but solely as indenture trustee, paying agent and securities intermediary (incorporated by reference from Exhibit 10.6 to the Issuing Entity's Current Report on Form 8-K dated August 17, 2006 (Nos. 333-58400-01)).

Exhibit 10.7

Second Amended and Restated Receivables Purchase Agreement dated as of October 25, 2006 (amending and restating in full the Amended and Restated Receivables Purchase Agreement dated as of June 12, 2001) between HSBC Bank Nevada, National Association and HSBC Private Label Acquisition Corporation (USA) (incorporated by reference to Exhibit 10.2 to the Issuing Entity's Amendment No. 1 to Form S-3 dated December 7, 2006, and filed with the Securities and Exchange Commission on December 7, 2006 (No. 333-138404)).

Exhibit 23.1	Consent of KPMG LLP to HSBC Finance Corporation dated March 24, 2008.
Exhibit 23.2	Consent of KPMG LLP to HSBC Private Label Corporation dated March 24, 2008.
Exhibit 23.3	Consent of KPMG LLP to HSBC Technology Services (USA) Inc. dated March 24, 2008.
Exhibit 23.4	Consent of KPMG LLP to HSBC Electronic Data Processing (India) Private Limited dated March 24, 2008.
Exhibit 23.5	Consent of KPMG LLP to HSBC Electronic Data Processing (Philippines) Inc. dated March 24, 2008.
Exhibit 31.1	Certification Pursuant to Rule 13a-14(d)/15(d)-14(d) of the Securities Act of 1934.
Exhibit 31.2	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
Exhibit 33.1	Report on Assessment of Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of 1934 of HSBC Finance Corporation.
Exhibit 33.2	Report on Assessment of Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of 1934 of HSBC Private Label Corporation.
Exhibit 33.3	Report on Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of 1934 of HSBC Technology & Services (USA) Inc.
Exhibit 33.4	Report on Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of 1934 of HSBC Electronic Data Processing (India) Private Limited.
Exhibit 33.5	Report on Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of 1934 of HSBC Electronic Data Processing (Philippines) Inc.
Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of KPMG LLP with respect to HSBC Finance Corporation.
Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of KPMG LLP with respect to HSBC Private Label Corporation.
Exhibit 34.3	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of KPMG LLP with respect to HSBC Technology & Services (USA) Inc.
Exhibit 34.4	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of KPMG LLP with respect to HSBC Electronic Data Processing (India) Private Limited.
Exhibit 34.5	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of KPMG LLP with respect to HSBC Electronic Data Processing (Philippines) Inc.
Exhibit 35.1	Servicer Compliance Certificate Pursuant to Item 1123 of Regulation AB Under the Securities Act of 1934 of HSBC Finance Corporation.
Exhibit 35.2	Servicer Compliance Certificate Pursuant to Item 1123 of Regulation AB Under the Securities Act of 1934 of HSBC Private Label Corporation.

Exhibit 35.3	Servicer Compliance Certificate Pursuant to Item 1123 of Regulation AB Under the Securities Act of 1934 of HSBC Technology & Services (USA) Inc.
Exhibit 35.4	Servicer Compliance Certificate Pursuant to Item 1123 of Regulation AB Under the Securities Act of 1934 of HSBC Electronic Data Processing (India) Private Limited.
Exhibit 35.5	Servicer Compliance Certificate Pursuant to Item 1123 of Regulation AB Under the Securities Act of 1934 of HSBC Electronic Data Processing (Philippines) Inc.
Exhibit 99.1

HSBC Private Label Credit Card Master Note Trust (USA) I, Series 2002-1 Asset Backed Notes and HSBC Private Label Credit Card Master Note Trust (USA) I, Series 2002-2 Asset Backed Notes Annual Servicer's Certificate dated March 3, 2008.

Exhibit 99.2

HSBC Private Label Credit Card Master Note Trust (USA) I, Series 2002-1 Asset Backed Notes and HSBC Private Label Credit Card Master Note Trust (USA) I, Series 2002-2 Asset Backed Notes Independent Registered Public Accountants' Report dated March 3, 2008.