Form 10-K
period 2008-12-31
HSBC PRIVATE LABEL CREDIT CARD MASTER NOTE TRUST (USA) I
filed 2009-03-25
CIK 1170380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
(Mark One) ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
(Address of principal executive office of Issuing Entity)

(224) 544-2000
(Issuing Entity's telephone number, including area code)

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

PART II

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

PART III

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

PART IV

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

Exhibit 23.1	Consent of KPMG LLP to HSBC Finance Corporation dated March 25, 2009.

Exhibit 23.2	Consent of KPMG LLP to HSBC Card Services Inc. (formerly HSBC Private Label Corporation) dated March 25, 2009.
Exhibit 23.3	Consent of KPMG LLP to HSBC Technology & Services (USA) Inc. dated March 25, 2009.
Exhibit 23.4	Consent of KPMG LLP to HSBC Electronic Data Processing (India) Private Limited dated March 25, 2009.
Exhibit 23.5	Consent of KPMG LLP to HSBC Electronic Data Processing (Philippines) Inc. dated March 25, 2009.
Exhibit 31.1	Certification Pursuant to Rule 13a-14(d)/15(d)-14(d) of the Securities Act of 1934.
Exhibit 33.1	Report on Assessment of Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of 1934 of HSBC Finance Corporation.
Exhibit 33.2

Report on Assessment of Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of 1934 of HSBC Card Services Inc. (formerly HSBC Private Label Corporation).

Exhibit 33.3	Report on Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of 1934 of HSBC Technology & Services (USA) Inc.
Exhibit 33.4	Report on Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of 1934 of HSBC Electronic Data Processing (India) Private Limited.
Exhibit 33.5	Report on Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of 1934 of HSBC Electronic Data Processing (Philippines) Inc.
Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of KPMG LLP with respect to HSBC Finance Corporation.
Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of KPMG LLP with respect to HSBC Card Services Inc. (formerly HSBC Private Label Corporation).
Exhibit 34.3	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of KPMG LLP with respect to HSBC Technology & Services (USA) Inc.
Exhibit 34.4	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of KPMG LLP with respect to HSBC Electronic Data Processing (India) Private Limited.
Exhibit 34.5	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of KPMG LLP with respect to HSBC Electronic Data Processing (Philippines) Inc.
Exhibit 35.1	Servicer Compliance Certificate Pursuant to Item 1123 of Regulation AB Under the Securities Act of 1934 of HSBC Finance Corporation.
Exhibit 35.2	Servicer Compliance Certificate Pursuant to Item 1123 of Regulation AB Under the Securities Act of 1934 of HSBC Card Services Inc. (formerly HSBC Private Label Corporation).
Exhibit 35.3	Servicer Compliance Certificate Pursuant to Item 1123 of Regulation AB Under the Securities Act of 1934 of HSBC Technology & Services (USA) Inc.
Exhibit 35.4	Servicer Compliance Certificate Pursuant to Item 1123 of Regulation AB Under the Securities Act of 1934 of HSBC Electronic Data Processing (India) Private Limited.
Exhibit 35.5	Servicer Compliance Certificate Pursuant to Item 1123 of Regulation AB Under the Securities Act of 1934 of HSBC Electronic Data Processing (Philippines) Inc.

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

Dated: March 25, 2009

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

Exhibit 23.1	Consent of KPMG LLP to HSBC Finance Corporation dated March 25, 2009.
Exhibit 23.2	Consent of KPMG LLP to HSBC Card Services Inc. (formerly HSBC Private Label Corporation) dated March 25, 2009.
Exhibit 23.3	Consent of KPMG LLP to HSBC Technology & Services (USA) Inc. dated March 25, 2009.
Exhibit 23.4	Consent of KPMG LLP to HSBC Electronic Data Processing (India) Private Limited dated March 25, 2009.
Exhibit 23.5	Consent of KPMG LLP to HSBC Electronic Data Processing (Philippines) Inc. dated March 25, 2009.
Exhibit 31.1	Certification Pursuant to Rule 13a-14(d)/15(d)-14(d) of the Securities Act of 1934.
Exhibit 33.1	Report on Assessment of Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of 1934 of HSBC Finance Corporation.
Exhibit 33.2

Report on Assessment of Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of 1934 of HSBC Card Services Inc. (formerly HSBC Private Label Corporation).

Exhibit 33.3	Report on Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of 1934 of HSBC Technology & Services (USA) Inc.
Exhibit 33.4	Report on Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of 1934 of HSBC Electronic Data Processing (India) Private Limited.
Exhibit 33.5	Report on Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of 1934 of HSBC Electronic Data Processing (Philippines) Inc.
Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of KPMG LLP with respect to HSBC Finance Corporation.
Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of KPMG LLP with respect to HSBC Card Services Inc. (formerly HSBC Private Label Corporation).
Exhibit 34.3	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of KPMG LLP with respect to HSBC Technology & Services (USA) Inc.
Exhibit 34.4	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of KPMG LLP with respect to HSBC Electronic Data Processing (India) Private Limited.
Exhibit 34.5	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of KPMG LLP with respect to HSBC Electronic Data Processing (Philippines) Inc.
Exhibit 35.1	Servicer Compliance Certificate Pursuant to Item 1123 of Regulation AB Under the Securities Act of 1934 of HSBC Finance Corporation.
Exhibit 35.2	Servicer Compliance Certificate Pursuant to Item 1123 of Regulation AB Under the Securities Act of 1934 of HSBC Card Services Inc. (formerly HSBC Private Label Corporation).
Exhibit 35.3	Servicer Compliance Certificate Pursuant to Item 1123 of Regulation AB Under the Securities Act of 1934 of HSBC Technology & Services (USA) Inc.
Exhibit 35.4	Servicer Compliance Certificate Pursuant to Item 1123 of Regulation AB Under the Securities Act of 1934 of HSBC Electronic Data Processing (India) Private Limited.
Exhibit 35.5	Servicer Compliance Certificate Pursuant to Item 1123 of Regulation AB Under the Securities Act of 1934 of HSBC Electronic Data Processing (Philippines) Inc.