Form 10-K
period 2009-12-31
HSBC PRIVATE LABEL CREDIT CARD MASTER NOTE TRUST (USA) I
filed 2010-03-24
CIK 1170380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
(Mark One) ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Attn: Victoria Stach

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ ...... Accelerated filer ☐ ...... Non-accelerated filer ☒ ...... Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Registrant has no voting or non-voting common equity outstanding held by non-affiliates as of the date of this Report.

DOCUMENTS INCORPORATED BY REFERENCE
None

PART I

The following items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1. Business.

Item 1A. Risk Factors.

Item 2. Properties.

Item 3. Legal Proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

Item 1B. Unresolved Staff Comments.

None.

Substitute information is provided in accordance with General Instruction J to Form 10-K:

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

Substitute information is provided in accordance with General Instruction J to Form 10-K:

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

Exhibit 23.1

Consent of KPMG LLP to HSBC Finance Corporation, HSBC Card Services Inc., HSBC Technology & Services (USA) Inc., HSBC Electronic Data Processing (India) Private Limited and HSBC Electronic Data Processing (Philippines) Inc. dated March 24, 2010.

Exhibit 31	Certification Pursuant to Rule 13a-14(d)/15(d)-14(d) of the Securities Act of 1934.
Exhibit 33.1

Report on Assessment of Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of 1934 of HSBC Finance Corporation, HSBC Card Services Inc., HSBC Technology & Services (USA) Inc., HSBC Electronic Data Processing (India) Private Limited and HSBC Electronic Data Processing (Philippines) Inc.

Exhibit 34.1

Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria for Asset Backed Securities with respect to HSBC Finance Corporation, HSBC Card Services Inc., HSBC Technology & Services (USA) Inc. HSBC Electronic Data Processing (India) Private Limited and HSBC Electronic Data Processing (Philippines) Inc.

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

Dated: March 24, 2010

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

Exhibit 23.1

Consent of KPMG LLP to HSBC Finance Corporation, HSBC Card Services Inc., HSBC Technology & Services (USA) Inc., HSBC Electronic Data Processing (India) Private Limited and HSBC Electronic Data Processing (Philippines) Inc. dated March 24, 2010.

Exhibit 31	Certification Pursuant to Rule 13a-14(d)/15(d)-14(d) of the Securities Act of 1934.
Exhibit 33.1

Report on Assessment of Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of 1934 of HSBC Finance Corporation, HSBC Card Services Inc., HSBC Technology & Services (USA) Inc., HSBC Electronic Data Processing (India) Private Limited and HSBC Electronic Data Processing (Philippines) Inc.

Exhibit 34.1

Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria for Asset Backed Securities with respect to HSBC Finance Corporation, HSBC Card Services Inc., HSBC Technology & Services (USA) Inc. HSBC Electronic Data Processing (India) Private Limited and HSBC Electronic Data Processing (Philippines) Inc.

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