Form 10-K
period 2010-12-31
HSBC PRIVATE LABEL CREDIT CARD MASTER NOTE TRUST (USA) I
filed 2011-03-30
CIK 1170380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
(Mark One) [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______
Commission File No. of the Issuing Entity: 333-138404

HSBC PRIVATE LABEL CREDIT CARD MASTER NOTE TRUST (USA) I
(Exact name of Issuing Entity as specified in its charter)

Commission File No. of the Depositor: 333-138404-01

HSBC FUNDING (USA) INC. V (Exact name of Depositor as specified in its charter) HSBC BANK USA, NATIONAL ASSOCIATION (Exact name of Sponsor as specified in its charter)
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [ ]  No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [ ]  No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ]  No [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of  "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]        Accelerated filer [ ]         Non-accelerated filer [x]           Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]  No [x]

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

Exhibit 23
Consent of KPMG LLP to HSBC Finance Corporation, HSBC Card Services Inc., HSBC Technology & Services (USA) Inc., HSBC Electronic Data Processing (India) Private Limited and HSBC Electronic Data Processing (Philippines) Inc. dated March 28, 2011.

Exhibit 31	Certification Pursuant to Rule 13a-14(d)/15(d)-14(d) of the Securities Act of 1934.
Exhibit 33
Report on Assessment of Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of 1934 of HSBC Finance Corporation, HSBC Card Services Inc., HSBC Technology & Services (USA) Inc., HSBC Electronic Data Processing (India) Private Limited and HSBC Electronic Data Processing (Philippines) Inc.

Exhibit 34
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

Dated: March 28, 2011

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

Exhibit 23
Consent of KPMG LLP to HSBC Finance Corporation, HSBC Card Services Inc., HSBC Technology & Services (USA) Inc., HSBC Electronic Data Processing (India) Private Limited and HSBC Electronic Data Processing (Philippines) Inc. dated March 28, 2011.

Exhibit 31	Certification Pursuant to Rule 13a-14(d)/15(d)-14(d) of the Securities Act of 1934.
Exhibit 33
Report on Assessment of Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of 1934 of HSBC Finance Corporation, HSBC Card Services Inc., HSBC Technology & Services (USA) Inc., HSBC Electronic Data Processing (India) Private Limited and HSBC Electronic Data Processing (Philippines) Inc.

Exhibit 34
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